Form 10-Q
GEMINI EQUIPMENT PARTNERS INCOME FUND X
filed 1995-05-24
CIK 761282

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended March 31, 1995
                      Commission file number 2-95458


                 GEMINI EQUIPMENT PARTNERS INCOME FUND X
                      1301 West Newport Center Drive
                      Deerfield Beach, Florida 33442
                              (305) 570-7676


               Virginia                         54-1385491
(State of organization)    (I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X   No

Number of shares outstanding of each of registrant's classes of securities:

                                     Number of Units
Title of Each Class                     at March 31, 1995
Units of Limited Partnership Interest:
$500 per unit                                  17,041


               GEMINI EQUIPMENT PARTNERS INCOME FUND X

                                   Index



                                                       Page
                                                       Number
Part I. Financial Information

     Item 1. Financial Statements and Notes to Financial
             Statements.                                      3-7

          Balance Sheets as of March 31, 1995 and
          December 31, 1994.                                    3

          Statements of Operations, for the three months ended
          March 31, 1995 and March 31, 1994.                    4

          Statement of Partners' Equity (Deficit), for the
          Quarter ended March 31, 1995.                         5

          Statements of Cash Flows for the three months ended
          March 31, 1995 and March 31, 1994.                    6

          Notes to Financial Statements.                        7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Result of Operations.                8

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                   8


         Signatures.                                            9





               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                              BALANCE SHEETS

                                       March 31,     December 31,
                                           1995             1994
                                        (Unaudited)
Assets

Cash & Cash Equivalents                 $   87,588    $  59,427
Net Investment in Finance Leases-
  Net of Allowance for Bad Debt of
  $17,632 in 1995 and 1994                   2,501        3,173

  Rent Receivable              [RECEIVABLES]19,353       18,795
  Less:  Allowance for Doubtful
    Accounts                      [ALLOWANCES](429)        (429)

Net Rent Receivable                         18,924        18,366

  Rental Equipment, at Cost           [PP&E]53,475     1,660,176
  Less:  Accumulated
    Depreciation             [DEPRECIATION](48,426)   (1,653,834)

Net Rental Equipment                         5,049         6,342

Accounts Receivable-Affiliates                 165             0
Accounts Receivable-General Partner              0         4,898
Other Accounts Receivable, net of allowance
  for bad debt of $4,560 in 1995 and 1994    24,044       20,154

          Total Assets     [TOTAL-ASSETS]$  138,271   $  112,360

Liabilities and Partners' Equity

Accounts Payable                         $    2,984   $   12,123
Due to General Partner                        1,701            0
Security Obligations                         62,164       61,822
Deferred Revenue                             20,633       27,511

          Total Liabilities                  87,482      101,456

General Partner                             (38,861)     (39,260)
Limited Partners                             89,650       50,164

          Total Partners' Equity    [OTHER-SE]50,789       10,904

          Total Liabilities and Partners' Equity
              [TOTAL-LIABILITY-AND-EQUITY]$  138,271   $  112,360

                     See Notes to Financial Statements

               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                    Three Months Ending March 31,
                                            1995           1994

Revenues

  Rental income                         $    37,872    $   97,310
  Other income                                7,747       414,986
  Net Gain on sale of equipment               3,537        15,639

          Total Revenues     [TOTAL-REVENUES]49,156       527,935

Expenses

  Direct costs                               4,563         21,270
  Management fees                            2,265         34,678
  Interest-Leasing Costs                         0          1,131
  General and administrative                 1,255          2,345
  Bad Debt                                       0          (212)
  Depreciation                               1,188         17,650

       Total Operating Expenses [TOTAL-COSTS]9,271         76,862

          Net Income       [NET-INCOME]$    39,885    $  451,073

Net Income Allocation

  General Partner                       $       399    $    4,511
  Limited Partners                           39,486       446,562

                                        $    39,885    $  451,073

Net Income per Limited
Partnership Unit           [EPS-PRIMARY]$      2.32    $    26.21

Weighted Average Number of
Limited Partnership Units
Outstanding                                  17,041        17,041

                     See Notes to Financial Statements

               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)



                             Limited       General
                             Partners      Partner      Total



Partners' Equity (Deficit),
  December 31, 1994        $   50,164     $  (39,260)   $ 10,904

Distributions                       0              0           0

Net Income                     39,486            399      39,885

Partners' Equity (Deficit)
March 31, 1995             $   89,650      $ (38,861)   $ 50,789




                     See Notes to Financial Statements

                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                             For the Three Months Ended March 31,
                                          1995           1994
Cash flows from operating activities:
Net income                              $   39,885     $ 451,073
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                 1,188        17,650
Loss (gain) on sale of rental equipment     (3,537)      (15,639)
Provision for bad debts, net of recoveries       0       (26,621)
Change in assets and liabilities:
  (Increase) decrease in rents
  receivable                                  (558)       10,742
  (Increase) decrease in investment
  in leases                                    672        25,272
  (Increase) decrease in accounts
  receivable-affiliate                        (165)            0
  (Increase) decrease in other accounts
  receivable                                 (3,890)    (394,506)
  (Increase) decrease in due from
  General Partner                             4,898            0
  Increase (decrease) in accounts
  payable                                   (9,139)       (3,956)
  Increase (decrease) in lease obligations       0            50
  Increase (decrease) in due to
  General Partner                            1,701        27,043
  Increase (decrease) in security deposits     342       (16,775)
  Increase (decrease) in deferred
  revenue                                   (6,878)       (2,201)
Net cash provided by operating
activities                                  24,519        72,132
Cash flows from investing activities:
  Proceeds from sale of equipment            3,642        17,304
Net cash provided by
  investing activities                       3,642        17,304
Cash flows from financing activities:
 Distribution to partners                        0      (258,197)
Net cash used in financing activities            0      (258,197)
Increase (decrease) in cash &
  cash equivalents                           28,161     (168,761)
Cash & cash equivalents at
  beginning of year                          59,427      282,688
Cash & cash equivalents at end
  of quarter                             $   87,588   $  113,927

                     See Notes to Financial Statements

                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                       Notes to Financial Statements
                                (Unaudited)


Note 1 - Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements contain only normal recurring accruals necessary to present fairly the financial position as of March 31, 1995, and the results of operations and the cash flows for the three month periods ended March 31, 1995 and March
31, 1994.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report to shareholders for the fiscal year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of operating results to be expected for the full fiscal year.





                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                       PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1995 was $39,885 or $2.32 per limited partnership unit, compared to net income for the three months ended March 31, 1994 of $451,073 or $26.21 per limited partnership unit. The decrease in net income is primarily attributed to proceeds from a settlement with Xerox in 1994. The partnership's pro-rata share of this settlement was $386,201, which was included in other income. Management fees related to the portion of the Xerox proceeds applicable to rental income were $27,645 and were contributed to the Partnership to effect the General Partner's capital balance. Management fees declined due to maturing leases and equipment being sold or scrapped. Declines in rental income of $59,438 in 1995 were offset by decreases in depreciation, interest, and General and Administrative expenses. These decreases are due to the termination of leases and the disposition of assets as the partnership winds down. Legal fees associated with the Xerox litigation of $11,140 were included in direct costs in 1994. Gains on sale of equipment decreased due to a decline in the market value of residuals, and a reduction of equipment available for sale.


LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the period was rental income. As of March 31, 1995, the Partnership had off-lease equipment with a cost of $53,475.

As of March 31, 1995, the Partnership had returned approximately 90.5% of the limited partners' original investment through distributions. The Partnership expects that the next cash distribution will be payable at an annualized rate of 4% on June 30, 1995. The General Partner expects to close this Partnership during 1995.


                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None
     (b) Reports on Form 8-K
         The registrant was not required to file a report on Form 8-K during the three months ended March 31, 1995


                  GEMINI EQUIPMENT PARTNERS INCOME FUND X

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GEMINI EQUIPMENT PARTNERS INCOME FUND X

By: FINALCO GROUP, INC.,
    sole General Partner of the registrant


By:/S/ Julia M. Decker             Vice President of
                                   Accounting,
       Julia M. Decker             Controller and Assistant
                                   Treasurer

Date:  May 12, 1995