Form 10-Q/A
period 1995-03-31
GEMINI EQUIPMENT PARTNERS INCOME FUND X
filed 1995-07-17
CIK 761282

[ARTICLE] 5
[TEXT]

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1995
                 Commission file number 0-16663

                 GEMINI EQUIPMENT PARTNERS INCOME FUND X
         (Exact name of registrant as specified in its charter)

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

 (a) Exhibits - #27
 (b) Reports on Form 8-K
     The registrant was not required to file a report on Form 8-K during the three months ended March 31, 1995


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

Date:  July 10, 1995