Form 10-Q
period 1995-06-30
GEMINI EQUIPMENT PARTNERS INCOME FUND X
filed 1995-08-22
CIK 761282

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended June 30, 1995
                      Commission file number 2-95458


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

                                     Number of Units
Title of Each Class                     at June 30, 1995
Units of Limited Partnership Interest:
$500 per unit                                  17,041


               GEMINI EQUIPMENT PARTNERS INCOME FUND X

                                   Index



                                                       Page
                                                       Number
Part I. Financial Information

     Item 1. Financial Statements and Notes to Financial
             Statements.                                      3-7

          Balance Sheets as of June 30, 1995 and
          December 31, 1994.                                    3

          Statements of Operations, for the six months ended
          June 30, 1995 and June 30, 1994.                      4

          Statements of Operations, for the three months ended
          June 30, 1995 and June 30, 1994.                      5

          Statement of Partners' Equity (Deficit), for the
          Quarter ended June 30, 1995.                          6

          Statements of Cash Flows for the six months ended
          June 30, 1995 and June 30, 1994.                      7

          Notes to Financial Statements.                        8

Item 2. Management's Discussion and Analysis of Financial
             Condition and Result of Operations.                9

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                   9


         Signatures.                                           10





               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                              BALANCE SHEETS

                                          June 30,   December 31,
                                             1995           1994
                                        (Unaudited)
Assets

Cash & Cash Equivalents                 $   31,552    $  59,427
Net Investment in Finance Leases-
  Net of Allowance for Bad Debt of
  $17,632 in 1995 and 1994                   2,282        3,173

  Rent Receivable              [RECEIVABLES]14,378       18,795
  Less:  Allowance for Doubtful
    Accounts                      [ALLOWANCES](429)        (429)

Net Rent Receivable                         13,949        18,366

  Rental Equipment, at Cost           [PP&E]36,244     1,660,176
  Less:  Accumulated
    Depreciation             [DEPRECIATION](32,898)   (1,653,834)

Net Rental Equipment                         3,346         6,342

Accounts Receivable-General Partner              0         4,898
Other Accounts Receivable, net of allowance
  for bad debt of $4,560 in 1995 and 1994    21,303       20,154

          Total Assets     [TOTAL-ASSETS]$   72,432   $  112,360

Liabilities and Partners' Equity

Accounts Payable                         $        0   $   12,123
Due to General Partner                        6,491            0
Security Obligations                         61,786       61,822
Deferred Revenue                             13,755       27,511

          Total Liabilities                  82,032      101,456

General Partner                             (38,613)     (39,260)
Limited Partners                             29,013       50,164

          Total Partners' Equity   [OTHER-SE](9,600)      10,904

          Total Liabilities and Partners' Equity
              [TOTAL-LIABILITY-AND-EQUITY]$   72,432   $  112,360



                     See Notes to Financial Statements

               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                    Six Months Ending June 30,
                                            1995           1994

Revenues

  Rental income                         $    68,325    $  156,582
  Other income                               15,830       418,983
  Net Gain on sale of equipment               6,149       (5,558)

          Total Revenues     [TOTAL-REVENUES]90,304       570,007

Expenses

  Direct costs                              16,418         28,418
  Management fees                            4,092         38,911
  Interest-Leasing Costs                         0          1,670
  General and administrative                 2,364          3,755
  Bad Debt                                       0            228
  Depreciation                               2,729         32,683

       Total Operating Expenses[TOTAL-COSTS]25,603        105,665

          Net Income       [NET-INCOME]$    64,701    $   464,342

Net Income Allocation

  General Partner                       $       647    $    4,643
  Limited Partners                           64,054       459,699

                                        $    64,701    $  464,342

Net Income per Limited
Partnership Unit           [EPS-PRIMARY]$      3.76    $    26.98

Weighted Average Number of
Limited Partnership Units
Outstanding                                  17,041        17,041



                     See Notes to Financial Statements

               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                    Three Months Ending June 30,
                                            1995           1994

Revenues

  Rental income                         $    30,453    $   59,272
  Other income                                8,082         3,997
  Net Gain on sale of equipment               2,612      (21,197)

          Total Revenues                     41,147        42,072

Expenses

  Direct costs                              11,854          7,148
  Management fees                            1,827          4,233
  Interest-Leasing Costs                         0            538
  General and administrative                 1,109          1,411
  Bad Debt                                       0            440
  Depreciation                               1,541         15,033

       Total Operating Expenses             16,331         28,803

          Net Income                   $    24,816    $    13,269

Net Income Allocation

  General Partner                       $       248    $      133
  Limited Partners                           24,568        13,136

                                        $    24,816    $   13,269

Net Income per Limited
Partnership Unit                        $      1.44    $     0.77

Weighted Average Number of
Limited Partnership Units
Outstanding                                  17,041        17,041



                     See Notes to Financial Statements

               GEMINI EQUIPMENT PARTNERS INCOME FUND X
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)



                             Limited       General
                             Partners      Partner      Total



Partners' Equity (Deficit),
  December 31, 1994        $   50,164     $  (39,260)   $ 10,904

Distributions                 (85,205)             0     (85,205)

Net Income                     64,054            647      64,701

Partners' Equity (Deficit)
  June 30, 1995            $   29,013     $ (38,613)    $ (9,600)









                     See Notes to Financial Statements

                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                             For the Six Months Ended June 30,
                                          1995           1994
Cash flows from operating activities:
Net income                              $   64,701     $ 464,342
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                 2,729        32,683
Loss (gain) on sale of rental equipment     (6,149)        5,544
Provision for bad debts, net of recoveries       0       (44,920)

Change in assets and liabilities:
  (Increase) decrease in rents
  receivable                                 4,417        25,442
  (Increase) decrease in investment
  in leases                                    891        51,311
  (Increase) decrease in other accounts
  receivable                                (1,149)      (22,706)
  (Increase) decrease in due from
  General Partner                            4,898         4,267
  Increase (decrease) in accounts
  payable                                  (12,123)      (11,031)
  Increase (decrease) in lease obligations       0         1,738
  Increase (decrease) in due to
  General Partner                            6,491           486
  Increase (decrease) in security deposits    (36)       (20,681)
  Increase (decrease) in deferred
  revenue                                 (13,756)         2,003
Net cash provided by operating
activities                                 50,914        485,002
Cash flows from investing activities:
  Proceeds from sale of equipment           6,416         46,627
Net cash provided by
  investing activities                      6,416         46,627
Cash flows from financing activities:
 Additional contributed capital                 0         27,645
 Distribution to partners                 (82,205)      (726,825)
Net cash used in financing activities     (82,205)      (699,180)
Increase (decrease) in cash &
  cash equivalents                        (27,875)      (167,551)
Cash & cash equivalents at
  beginning of year                        59,427        282,688
Cash & cash equivalents at end
  of quarter                           $   31,552     $  115,137

                     See Notes to Financial Statements

                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                       Notes to Financial Statements
                                (Unaudited)


Note 1 - Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements contain only normal recurring accruals necessary to present fairly the financial position as of June 30, 1995, and the results of operations and the cash flows for the six month periods ended June 30, 1995 and June 30, 1994.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report to shareholders for the fiscal year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of operating results to be expected for the full fiscal year.





                  GEMINI EQUIPMENT PARTNERS INCOME FUND X
                       PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income for the six months ended June 30, 1995 was $64,701 or $3.76 per limited partnership unit, compared to net income for the six months ended June 30, 1994 of $464,342 or $26.98 per limited partnership unit. The decrease in net income is primarily attributed to the inclusion in other income in the six months ended June 30, 1994 of the proceeds from the Xerox settlement. Rental revenue declines as leases mature and renew at lower rates or equipment is sold or scrapped. Legal fees associated with the Xerox litigation of $11,140 were included in direct costs in 1994. Gains on sale of equipment increased due to the sale of equipment that had been fully depreciated.


LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the period was rental income. As of June 30, 1995, the Partnership had off-lease equipment with a cost of $36,244.

As of June 30, 1995, the Partnership had returned approximately 91.5% of the limited partners' original investment through distributions. The Partnership expects that future cash distributions will be dependent upon the sale of equipment. The General Partner expects to close this Partnership during 1995.


                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None
     (b) Reports on Form 8-K
         The registrant was not required to file a report on Form 8-K during the six months ended June 30, 1995



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

Date:  August 17, 1995